Form 10-K
period 1996-12-31
CONTIMORTGAGE HOME EQUITY LN TR 1996-1
filed 1997-03-27
CIK 1011320

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K
(Mark One)

[  X       ]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                     OR

[          ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

                      Commission File number 33-96410

                  ContiMortgage Home Equity Loan Trust 1996-1
           (Exact name of registrant as specified in its charter)

                                               16-1496045
            New York                           16-1496047
            --------                           ----------
 (State of other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)

c/o Manufacturers and Traders
Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                             14240-2599
-----------------                             ----------
(Address of principal                         (Zip Code)
executive offices)


Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:

            Title of each class          Name of each exchange on
                                         which registered:

                 None                         None
                 ----                         ----



                                    None
                                    ----
                              (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                               Not Applicable

Documents Incorporated by Reference:                None

--



                CONTIMORTGAGE HOME EQUITY LOAN TRUST 1996-1
                                   INDEX



                                                                         PAGE


PART 1..........................................................            3

              ITEM 1    -   BUSINESS............................            3
              ITEM 2    -   PROPERTIES......................                3
              ITEM 3    -   LEGAL PROCEEDINGS...............                3
              ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS.............................            3

PART II.............................................                        3

             ITEM 5    -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS...........           3
             ITEM 6    -   SELECTED FINANCIAL DATA...............           3
             ITEM 7    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS    3
             ITEM 8    -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......4
             ITEM 9    -   CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE....................................   4

PART III.................................................................   4
             ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT....................................   4
             ITEM 11   -   EXECUTIVE COMPENSATION  .....................    4
             ITEM 12   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.........................   4
             ITEM 13   -   CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS..................................   9

PART IV..............................................................       9
             ITEM 14   -   EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K..............................9

SIGNATURES    ............................................................  11
INDEX TO EXHIBITS.........................................................  12

                                   PART I
ITEM 1 - BUSINESS

      Not Applicable.

ITEM 2 - PROPERTIES

      Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1996-1 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated February 1, 1996, among Manufacturers and Traders Trust Company, as trustee (the "Trustee") ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, and Class A-8 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 10, 1997, there were 17 holders of the Class A-1 Certificates, 20 holders of the Class A-2 Certificates, 14 holder of the Class A-3 Certificate, 3 holders of the Class A-4 Certificates, 10 holders of the Class A-5 Certificates, 15 holders of the Class A-6 Certificates, 11 holders of the Class A-7 Certificates, 6 holders of the Class A-8 Certificates, and 2 holders of the Class A-9-IO Certificates.



ITEM 6 -   SELECTED FINANCIAL DATA

           Not applicable.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not applicable.

ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1996 was $2,471,555.57.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                  PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable.

ITEM 11 -  EXECUTIVE COMPENSATION

           Not applicable.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificate is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.



                                               Amount Owned
          Name and Address          All Dollar Amounts Are in Thousands
                                             Principal        Percent
Class A-1 Certificates

Bank of New York                               $21,675         11.87%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Turst Company                           51,450         28.18
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park drive
Nashville, TN 37211

Bankers Trust Co./Investment A/C                12,500          6.85
16 Wall Street, 5th Floor
New York, NY 10005

Chase Manhattan Bank                            19,400         10.63
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

Chase Manhattan Bank/Chemical                   50,000         27.39
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Citicorp Services, Inc                          15,987          8.76
P.O. Box 30576
Tampa, Fl 33630-3576


Class A-2 Certificates

Bankers Turst Company                          $22,700         23.43%
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park drive
Nashville, TN 37211

Bankers Trust Co./Investment A/C                13,000          13.42
16 Wall Street, 5th Floor
New York, NY 10005


Corestates Bank N.A.                            15,750          16.25
P.O. Box 7618 F.C. # 1-9-1-21
Philadelphia, PA  19106-7618

SSB- Custodian                                  15,975          16.49
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

UMB Bank, NA                                     5,401           5.57
P.O. Box 419260
Kansas City, MO  64141-6260


Class A-3 Certificates

Chase Manhattan Bank/Chemical Bank             $68,500         88.85%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

Commerce Bank of Kansas City, N.A.               4,600           5.97
Investment Management Group
922 Walnut
Kansas City, MO  64106


Class A-4 Certificates

Bankers Trust Company                          $26,696         53.72%
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank/Chemical                   22,000          44.27
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004


Class A-5 Certificates

Bank of New York                               $21,250         38.41%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                            11,000         19.88
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081

Chase Manhattan Bank, Trust                      7,000         12.65
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081

Citicorp Services, Inc.                          6,000         10.85
P.O. Box 30576
Tampa,  FL  33630-3576


Class A-6 Certificate

American Express Trust Company                 $10,000         14.61%
1200 Northstar West
Minneapolist, MN  55440

Bank of New York                                 7,497         10.95
925 Patterson Plank Rd.
Secaucus, NJ  07094

First National Bank of Boston                   10,000         14.61
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Swiss American Securities, Inc.                 24,990         36.51
100 Wall Street, 8th Floor
New York, NY  10005


Class A-7 Certificates

Bank of New York                               $15,000         36.61%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                           10,175         24.83
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank                             3,000          7.32
Two Chase Manhattan Plaza, 5th floor
New York, NY 10081

Citicorp Services, Inc.                          7,000         17.08
P.O. Box 30576
Tampa, FL 33630-3576

Fifth Third Bank                                 3,000          7.32
Dept. 00850 - Proxy
38 Fountain Square Plaza
Cincinnati, OH  45263


Class A-8 Certificates

Bank of New York                               $31,000         54.39%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank                             4,000          7.02
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081

Citicorp Services, Inc.                          8,000         14.04
P.O. Box 30576
Tampa, FL   33630-3576

Investors Bank & Trust/M.F. Custody              4,500          7.89
89 South Street  6th Floor
Corp. Action Dept.
Boston, MA  02111

LBI- Lehman Government Securities Inc.           9,000         15.79
200 Vessey Street
New York, NY  10285


Class A-9-IO Certificates                     $142,000(1)      24.78%
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon  Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                           431,000(1)      75.22%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081



    (1) Represents the "Notional Principal Amount" of the Class A-9-IO Certificates which is based on the aggregate outstanding Certificate Princpal Balance of the Certificates.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      [None]

                                  PART IV


ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

      1.   Financial Statements:

           Not applicable.

      2.   Financial Statement Schedules:

           Not applicable.


      3.   Exhibits:

          Exhibit No.                      Description

              99.1               Statement of Compliance of the
                                 Servicer.

              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.

              99.3               Annual compilation of Monthly
                                 Trustee's Statement.

(b)   Reports on Form 8-K.

      11 reports on Form 8-K have been filed by the Issuer during the period covered by this report.
                                        Items Reported/Financial
Date of Reports on Form 8-K              Statements Filed

March 15, 1996                    Trustee's Monthly Report for
                                  the February Monthly Period.

April 15, 1996                    Trustee's Monthly Report for
                                  the March  Monthly Period.

May  15, 1996                     Trustee's Monthly Report for
                                  the April Monthly Period.

June  15, 1996                    Trustee's Monthly Report for
                                  the May Monthly Period.

July 15, 1996                     Trustee's Monthly Report for
                                  the June Monthly Period.

August 15, 1996                   Trustee's Monthly Report for
                                  the July Monthly Period.

September 15, 1996                Trustee's Monthly Report for
                                  the August
                                  Monthly Period.

October 15, 1996                  Trustee's Monthly Report for
                                  the September
                                  Monthly Period.

November 15, 1996                 Trustee's Monthly Report for
                                  the October
                                  Monthly Period.

December 15, 1996                 Trustee's Monthly Report for
                                  the November
                                  Monthly Period.

January 15, 1997                  Trustee's Monthly Report for
                                  the December
                                  Monthly Period.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By:  CONTISECURITIES ASSET FUNDING CORP.,
 AS DEPOSITOR


                               By:   /s/ Jerome M. Perelson
                               Name:Jerome M. Perelson
                               Title:     Vice President

                               By:   /s/ Susan E. O'Donovan
                               Name:Susan E. O'Donovan
                               Title:Vice President & Chief Financial Officer

Date:  March 27, 1997

                             INDEX TO EXHIBITS
                                 Item 14(C)

          Exhibit No.                      Description
              99.1               Statement of Compliance of the
                                 Servicer.
              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.
              99.3               Annual compilation of Monthly
                                 Trustee's Statement.